Form 10-K
period 2003-12-31
GMACM HOME EQUITY LOAN TRUST 2003-HE2
filed 2004-03-30
CIK 1226782

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

                               Annual Report Pursuant to Section 13 or 15 (d) of the
                                          Securities Exchange Act of 1934
                                    For the Fiscal year ended December 31, 2003

                                         Commission file number 333-86786

                                     RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                                       GMACM Home Equity Loan Trust 2003-HE2

                                         State of Incorporation: Delaware
                                 I.R.S. Employer Identification Number: 41-1955181

                                       8400 Normandale Lake Blvd., Suite 250
                                           Minneapolis, Minnesota 55437
                                                     Telephone

                         Securities registered pursuant to Section 12(b) of the Act: None
                         Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No ____.
     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X
                                                                                                        -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____ No   X
            -----

RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC., GMACM HOME EQUITY LOAN TRUST 2003-HE2

TABLE OF CONTENTS

PART 1                                                                                  PAGE #

Item 1.           Business                                                              3
Item 2.           Properties                                                            3
Item 3.           Legal Proceedings                                                     3
Item 4.           Submission of Matters to a Vote of Security Holders                   3

PART II

Item 5.           Market for the Registrant's Common Equity and Related                 3
                  Stockholder Matters
Item 6.           Selected Financial Data                                               3
Item 7.           Management's Discussion and Analysis of Financial                     3
                  Condition and Results of Operations
Item 7A           Quantitative and Qualitative Disclosures About Market Risk            3
Item 8.           Financial Statements and Supplementary Financial Data                 4
Item 9.           Changes in and Disagreements with Accountants on                      4
                  Accounting and Financial Disclosure
Item 9A.          Controls and Procedures                                               4

PART III

Item 10.          Directors and Executive Officers of the Registrant                    4
Item 11.          Executive Compensation                                                4
Item 12.          Security Ownership of Certain Beneficial Owners and                   4
                  Management
Item 13.          Certain Relationships and Related Transactions                        4
Item 14.          Principal Accountant Fees and Services                                4

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports                   5

SIGNATURES                                                                              6

EXHIBITS
         Exhibit 31    -   Rule 13a-14(a)/15d-14(a) Certifications
         Exhibit 99.1 -    Annual Statement as to Compliance
         Exhibit 99.2 -    GMAC Mortgage Corporation Independent Auditor's Report on the Uniform Single Audit
                           Program for Mortgage Bankers
         Exhibit 99.3 -    Audited financial statements for the year ended December 31, 2003 for Financial
                           Guaranty Insurance Corporation.

PART I

Item 1.           Business

         Information not provided pursuant to no action request.

Item 2.           Properties

         Pursuant to no action request, GMAC Mortgage Corporation's (the
         "Servicer") Annual Statement as to Compliance, dated March 30, 2004 is filed as Exhibit 99.1 under Item 15(a) hereof.

Item 3.           Legal Proceedings

         There are no material pending legal proceedings related to any series of Securities that involve the Trustee, Custodian, the Servicer or the
         Registrant with respect to any such series.

Item 4.           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of Security Holders.

PART II

Item 5.           Market for the Registrant's Common Equity and Related Matters.

(a) There is no established public trading market for the Securities.

                  As of December 31, 2003 the number of holders of record for each outstanding series of Securities is as set forth below.

                          Series 2003-HE2 Class A-1: 11
                          Series 2003-HE2 Class A-2: 19
                          Series 2003-HE2 Class A-3:  4
                          Series 2003-HE2 Class A-4:  2
                          Series 2003-HE2 Class A-5:  3
                          Series 2003-HE2 Class A-IO: 2

                  The remaining information is not provided pursuant to no
action request.

(b) Not applicable.

(c) Not applicable.

Item 6.           Selected Financial Data

         Information not provided pursuant to no action request.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Information not provided pursuant to no action request.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8.           Financial Statements and Supplementary Financial Data

         See the Servicer's Annual Statement of Compliance that is filed as
         Exhibit 99.1 under Item 15(a) hereof; see also report dated March 19,
         2004 prepared by the Servicer's independent accountant, concerning the
         Servicer's servicing activities that is filed as Exhibit 99.2 under
         Item 15(a) hereof.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 9A.          Controls and Procedures.

         Not applicable.

PART III

Item 10.          Directors and Executive Officers of the Registrant

         Information not provided pursuant to no action request.

Item 11.          Executive Compensation

         Information not provided pursuant to no action request.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to no action request.

Item 13.          Certain Relationships and Related Transactions

         Information not provided pursuant to no action request.

Item 14.          Principal Accountant Fees and Services.

         Not applicable.

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibit #

         Rule 13a-14(a)/15d-14(a) Certifications                                31

         Officer's Annual Compliance Statements                                 99.1
         GMAC Mortgage Corporation

         GMAC Mortgage Corporation's Independent Auditor's                      99.2
         Report on the Uniform Single Audit Program for Mortgage
         Bankers

         Audited financial statements for the year ended                        99.3
         December 31, 2003 for Financial Guaranty Insurance
         Corporation

(b) Information not provided pursuant to no action request. (c) Information not provided pursuant to no action request. (d) Information not provided pursuant to no action request.

                                           SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 30th day of
March, 2004.

GMACM HOME EQUITY LOAN TRUST 2003-HE2

         By:      GMAC Mortgage Corporation, as Servicer

         By:  /s/ William J. Maguire
         Name:  William J. Maguire
         Title:    Senior Vice President

                                           Exhibit 31

                                          CERTIFICATION

         I, William J. Maguire, certify that:

         1. I have reviewed this annual report on Form 10-K, and all reports on
Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Home Equity
Loan Trust 2003-HE2.

         2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

         3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

         4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

         5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or
similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 30, 2004

/s/ William J. Maguire
William J. Maguire
Senior Vice President